Form 10QSB
period 1997-10-31
LEGACY BRANDS INC
filed 1997-12-22
CIK 1021663

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                 ---------------

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended October 31, 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file number 0-22917

                                 ---------------

                               LEGACY BRANDS, INC.
             (Exact name of registrant as specified in its charter)

          California                                68-0323138
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)

                        2424 Professional Drive, Suite A
                           Roseville, California 95661
          (Address of principal executive offices, including zip code)

                                 ---------------

                 Registrant's phone number, including area code:
                                (916) 782 - 2029

                                 ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1997.


               Class                   Outstanding at October 31, 1997
               -----                   -------------------------------
     Common Stock, No Par Value                   3,100,345

                               LEGACY BRANDS, INC.
                                      Index

                                 ---------------

                                                                                Page
                                                                                Number
                                                                                ------
Part I.              Financial Information

           Item 1.   Financial Statements

                     Statements of Operations
                     Three and Nine Months Ended October 31, 1997 and 1996        3

                     Balance Sheets
                     October 31, 1997; January 31, 1997 and October 31, 1996      4

                     Statements of Cash Flows
                     Nine Months Ended October 31, 1997 and 1996                  5

                     Notes to Financial Statements                                6

           Item 2.   Management's Discussion and Analysis of Financial           10
                     Condition and Results of Operations


Part II              Other Information

           Item 1.   Legal Proceedings                                           13

           Item 6.   Exhibits and Reports on Form 8-K                            14

                              LEGACY BRANDS, INC.
                            Statements of Operations
                                  (Unaudited)



                                  Three months ended       Nine months ended
                                      October 31,             October 31,
                               ----------------------    ----------------------
                                  1997         1996         1997         1996
                               ---------    ---------    ---------    ---------
                                      (In thousands, except per share data)
Net sales                      $   1,451    $   1,155    $   3,839    $   2,810
Cost of goods sold                   904          691        2,334        1,692
                               ---------    ---------    ---------    ---------
    Gross profit                     547          464        1,505        1,118
Marketing expenses                   282          204          758          578
General and administrative           240          248          684          661
                               ---------    ---------    ---------    ---------
    Operating income (loss)           25           12           63         (121)
Interest expense and other,
   net                               103          153          424          455
                               ---------    ---------    ---------    ---------

    Loss before income taxes
      and extraordinary item         (78)        (141)        (361)        (576)
Income tax expense                    --           --            1            1
                               ---------    ---------    ---------    ---------

    Loss before extraordinary
      item                           (78)        (141)        (362)        (577)
Extraordinary gain, debt
  forgiveness                        272           --          272           --
                               ---------    ---------    ---------    ---------
    Net income (loss)          $     194    $    (141)   $     (90)   $    (577)
                               =========    =========    =========    =========

Earnings (loss) per common
  and common equivalent share:
    Primary:
      Loss before
        extraordinary item     $   (0.03)   $   (0.07)   $   (0.16)   $   (0.28)
      Extraordinary item       $    0.10           --         0.12           --
                               ---------    ---------    ---------    ---------
      Primary earnings
        (loss) per share       $    0.07    $   (0.07)   $   (0.04)   $   (0.28)
                               =========    =========    =========    =========
      Shares used in computing
       primary earnings (loss)
       per share               2,619,522    2,137,610    2,332,958    2,043,904
                               =========    =========    =========    =========
    Assuming full dilution:
      Loss before
        extraordinary item     $   (0.02)   $   (0.07)   $   (0.16)   $   (0.28)
      Extraordinary item       $    0.10           --         0.12           --
                               ---------    ---------    ---------    ---------
      Fully diluted earnings
        (loss) per share       $    0.08    $   (0.07)   $   (0.04)   $   (0.28)
                               =========    =========    =========    =========
      Shares used in computing
       fully diluted earnings
        (loss) per share       2,744,022    2,137,610    2,332,958    2,043,904
                               =========    =========    =========    =========

   The accompanying notes are an integral part of these financial statements

                              LEGACY BRANDS, INC.
                                 Balance Sheets


                                                October 31,    January 31,    October 31,
                                                   1997           1997           1996
                                                (Unaudited)     (Audited)     (Unaudited)
                                                -----------    -----------    -----------
                                                    (In thousands, except share data)
                                                                              $
                 ASSETS
Current Assets:
  Cash                                            $   290        $    22        $    44
  Accounts receivable from related party              ---            ---             28
  Accounts receivable                                 247             23            194
  Inventory                                           145             50            154
  Prepaid expenses & other                             50              7            ---
                                                  -------        -------        -------
      Total current assets                            732            102            420

Office equipment - net                                 19              8              7
Debt issuance costs - net                              88            268            407
Organization costs - net                                1              2              2
Licenses - net                                      2,321          2,431          2,451
Package design costs - net                             85            ---            ---
Deferred offering costs                               ---            336             56
                                                  -------        -------        -------
      Total assets                                $ 3,246        $ 3,147        $ 3,343
                                                  =======        =======        =======

       LIABILITIES & SHAREHOLDERS'
             EQUITY (DEFICIT)

Current Liabilities:
  Line of credit                                   $  728        $   ---        $   ---
  Accounts payable                                    367            551            653
  Accrued expenses & other                            780            488            259
  Notes payable, current:
    Related parties                                    60             60             60
    Other                                             ---            595            600
  Liability to manufacturer, current                  348            348            375
                                                  -------        -------        -------
      Total current liabilities                     2,283          2,042          1,947

Notes payable, noncurrent, to related parties         587            566            560
Liability to manufacturer, noncurrent                 833          1,050          1,167
                                                  -------        -------        -------
      Total liabilities                             3,703          3,658          3,674

Shareholders' Equity (deficit):
  Common stock, no par value; 30,000,000 shares
    authorized; 3,100,345 and 2,763,145 and
    2,698,045 shares issued and outstanding at
    October 31, 1997 (unaudited) and at January
    31, 1997 and at October 31, 1996 (unaudited)  $ 5,246        $ 5,094        $ 5,016
  Contributed capital                                 560            560            560
  Notes receivable from shareholders               (1,536)        (1,528)        (1,519)
  Accumulated deficit                              (4,727)        (4,637)        (4,388)
                                                  -------        -------        -------
      Total shareholders' equity (deficit)           (457)          (511)          (331)
                                                  -------        -------        -------
      Total liabilities & shareholders'
        equity (deficit)                          $ 3,246        $ 3,147        $ 3,343
                                                  =======        =======        =======


   The accompanying notes are an integral part of these financial statements.

                              LEGACY BRANDS, INC.
                            Statements of Cash Flows
                                  (Unaudited)

                                                                              For the nine months ended
                                                                               ------------------------
                                                                               October 31,  October 31,
                                                                                   1997         1996
                                                                               -----------  -----------
                                                                                     (In thousands)
Cash flows from operating activities:
 Net loss                                                                        $ (90)       $(577)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization                                                     122           64
 Amortization of debt issuance costs                                               227          348
 Common stock issued for services                                                   --            4
 Forgiveness of debt                                                              (272)          --
 Changes in assets and liabilities:
     Decrease in accounts receivable, related parties                               --           22
     (Increase) in accounts receivable                                            (224)        (194)
     Decrease in other receivables                                                  --           15
     (Increase) in inventory                                                       (95)        (154)
     (Increase) in prepaid expenses & other                                        (43)         (56)
     Increase in accounts payable                                                   89           70
     (Decrease) increase in accrued expenses & other liabilities                    90          (21)
     Payments on liability to manufacturer                                        (217)        (203)
                                                                                 -----        -----
          Net cash used in operating activities                                   (413)        (682)
                                                                                 -----        -----
Cash flows from investing activities:
 Purchase of office equipment                                                      (12)          (4)
 Payment toward purchase of license                                                 --          (13)
 Payment of packaging costs                                                        (92)          --
                                                                                 -----        -----
          Net cash used in investing activities                                   (104)         (17)
                                                                                 -----        -----
Cash flows from financing activities:
 Proceeds from issuance of common stock, net of commissions                        703           --
 Payment of offering costs                                                         (43)          --
 Proceeds from issuance of loans payable                                            --          445
 Payments on credit line and loan payable                                         (715)          --
 Proceeds from issuance of notes payable to related parties                         --          379
 Payment of debt issuance costs                                                     (8)        (163)
 Proceeds from line of credit                                                      848           --
                                                                                 -----        -----
          Net cash provided from financing activities                              785          661
                                                                                 -----        -----

Increase (decrease) in cash                                                        268          (38)
Cash, beginning of period                                                           22           82
                                                                                 -----        -----
Cash, end of period                                                              $ 290        $  44
                                                                                 =====        =====

Interest paid                                                                    $  31        $  38
                                                                                 =====        =====
Income taxes paid                                                                $   1        $   1
                                                                                 =====        =====

   The accompanying notes are an integral part of these financial statements

                               LEGACY BRANDS, INC.
                          Notes To Financial Statements

                           --------------------------

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
Organization and Operations: Legacy Brands, Inc. is a California corporation that primarily markets frozen cookie dough through alliances with Mrs. Fields Cookies and a single manufacturer. The Company became subject to the Securities Exchange Act of 1934 (the "1934 Act") in late September 1997 at which time the Form 10SB as filed with the Securities and Exchange Commission became effective. The Company is in the process of responding to Securities and Exchange Commission comments to its Form 10SB and plans to file an amended Form 10SB. The Company's common stock is not yet traded on any market.

Accounting Change: In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement No. 128, which is effective for both interim and annual financial statements ending after December 15, 1997, establishes revised standards for computing and reporting earnings per share. The Company will change the method currently used to compute earnings per share and restate all prior periods in its annual report for the year ended January 31, 1998, to be filed on Form 10-KSB. The impact on earnings per share has not yet been determined.

Deferred Offering Costs: Deferred offering costs consist primarily of legal, accounting and printing costs which were netted against the proceeds of the offering of common stock more fully described in these footnotes and in the Company's Form 10SB. At October 31, 1997, all deferred offering costs of $655,151 were netted against the proceeds of the offering.

Mrs. Fields License: As part of the Mrs. Fields License, the Company paid a non-refundable fee described as a prepaid royalty of $2,500,000 to Mrs. Fields. The fee is being amortized on a straight-line basis over the life of the Mrs. Fields License plus each extension term for a total of 30 years. In addition, the Company pays a royalty equal to $1 per 12 pound equivalent case sold, net of damages, returns and credits. Such royalties included in marketing expense were $177,574 for the year ended January 31, 1997 and $102,670 (unaudited) and $166,726 (unaudited) for the nine months ended October 31, 1996 and 1997, respectively. The contract with Mrs. Fields requires a minimum royalty of $285,000 for the calendar year ended December 31, 1997. The Company has accrued an additional $50,000 over the royalty liability based on actual cookie sales as of October 31, 1997 as uncertainty exists as to whether the Company will be able to meet the minimum royalty requirement solely as a result of sales. The Company believes it continues to be in compliance with the insolvency provisions of the agreement with Mrs. Fields and has received no notice to the contrary.

Earnings (Loss) Per Share: Primary earnings (loss) per share for the three month period ended October 31, 1997 was computed by dividing earnings (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The number of common shares was increased by the number of shares issuable upon the exercise of warrants and shares issued upon exercise of warrants for notes, using the treasury stock method.

Primary earnings (loss) per share for the three month period ended October 31, 1997 would have been as follows had the C. Brands convertible debt been converted at the beginning of the period:

              Loss before extraordinary item        $(0.02)
              Extraordinary item                      0.10
                                                    ------
              Net income                            $ 0.08

Fully diluted earnings per share for the three month period ended October 31, 1997 was computed assuming that the C. Brands convertible debt was converted at the beginning of the period.

For the three month period ended October 31, 1996, and for each of the nine month periods ending October 31, 1997 and 1996, loss per share has been computed based on the weighted average number of shares outstanding during those respective periods. Common stock equivalents are anti-dilutive for each of those periods and, therefore are not included in the computations of primary and fully diluted loss per share.

NOTE 2 - BASIS OF PRESENTATION
 In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial position as of October 31, 1997 and its results of operations for the three and nine months ended October 31, 1997 and 1996. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's financial statements contained within the Form 10SB filed with the Securities and Exchange Commission in late July, 1997.

NOTE 3 - ACCOUNTS PAYABLE AND EXTRAORDINARY ITEM
The Company is currently in the process of negotiating settlements of certain old accounts payable, primarily dating back to summer 1994, which have been recorded at the billed amounts. These negotiations relate to substantiation of the extent of goods and services received in relation to the billed amounts. Such amounts included in accounts payable were $422,202 at January 31, 1997 and $150,000 and $425,702 at October 31, 1997 and 1996, respectively. Management determined as of October 31, 1997 that $272,202 of the old accounts payable accrued should be reversed and recorded as an extraordinary item for debt forgiveness.

NOTE 4 - CONVERTIBLE NOTES PAYABLE
In the period August 1995 through October 1996, C. Brands Management, L.L.C. (C. Brands), a company whose principal manager is a shareholder of the Company, received notes from the Company, for cash consideration in the aggregate principal amount of $622,500. The carrying value on balance sheet of the C. Brands notes is $586,857, which is net of unaccreted discount of $35,643. Pursuant to the notice of conversion provided by C. Brands, the notes were converted into 124,500 shares of common stock at the close of the private placement offering on November 27, 1997. The interest accrued and payable to C. Brands through October 31, 1997 totaled $107,966 which the Company also believes is to be converted into stock of the Company, but is seeking clarification with respect thereto. The unamortized debt issuance costs related to the C. Brands notes at October 31, 1997 totaled $73,518.

Had the C. Brands notes, excluding the accrued interest, been converted into stock of the Company at October 31, 1997, total assets would have been reduced by $73,518, long-term and total liabilities would have been reduced by $586,857. Total shareholders' equity would have increased by $513,339. Total assets would have been $3,172,885, total liabilities would have been $3,116,519 and total shareholders' equity would have been $56,366.

NOTE 5 - CREDIT LINE PAYABLE
Effective June 10, 1997, the Company entered into a formal agreement with DayStar L.L.C. (DayStar), pursuant to which DayStar agreed to provide a credit facility to the Company in an amount not to exceed $440,000 to be used for working capital purposes (DayStar Credit Facility).As part of the agreement, the

Company is currently negotiating a due diligence fee of $40,000. As of October 31, 1997, the entire credit facility of $440,000 is outstanding. The interest rate on the DayStar credit facility is currently 12%, and will non-retroactively increase to 15% in January, 1998. The DayStar Credit Facility will be due at the earlier of: i) July, 1998 or, ii) pursuant to an amended agreement entered into in December, 1997, within five business days of the Company raising $1,750,000 in connection with a financing transaction.

On July 1, 1997, the Company entered into a second agreement with DayStar pursuant to which DayStar agreed to provide to the Company a supplemental credit facility (Supplemental DayStar Credit Facility) in the aggregate amount of $400,000, plus a facility fee of 2% of the amount advanced, to be used to repay certain Bridge Notes which matured on June 30, 1997. Pursuant to the Supplemental DayStar Credit Facility, the Company has executed a promissory note providing for the payment of interest on the amounts outstanding at an interest rate of 1% per week.With regard to the Supplemental DayStar Credit Facility, the Company has repaid $120,000 through October 31, 1997 and an additional $78,000 through December 10, 1997. Accordingly, the principal due at October 31, 1997 was $288,000 and as of December 10, 1997 is $210,000. An agreement was entered into in December 1997 with respect to the Supplemental DayStar Credit Facility to provide the same maturity provisions as applicable to the DayStar Credit Facility.

As of October 31, 1997, the total accrued interest payable to DayStar was $5,955. DayStar converted $75,000 of accrued interest into 30,000 shares common stock of the Company on October 31, 1997 pursuant to the provisions of the private offering of securities more fully discussed in Note 10.

NOTE 6 - LIABILITY TO MANUFACTURER
During 1994, the Company arranged for the manufacture of approximately $2,500,000 of frozen cookie dough product. In 1995, all of this product was either discarded by the manufacturer due to obsolescence or reworked and sold to reduce the loss. Based upon a troubled debt restructuring negotiated with the manufacturer, $2 per case of new product sold since March, 1995 is deducted from the monthly amount received by the Company from the manufacturer related to current product sales and applied to the liability. The Company may negotiate with the manufacturer related to a discount for early payoff of the liability. Such discount, if any, will be recorded when final settlement is made.

Estimated aggregate future payments based on historical data are as follows:

                                    OCTOBER 31,         JANUARY 31,         OCTOBER 31,
                                       1997                1997                1996
                                    (UNAUDITED)          (AUDITED)          (UNAUDITED)
                                    -----------         ----------          ----------
   PERIOD ENDING:
        1997                       $    ---            $    ---             $  375,000
        1998                          348,092             348,092              525,000
        1999                          348,092             348,092              641,748
        2000                          348,092             348,092                  ---
        2001                          136,603             353,586                  ---
                                   ----------           ---------           ----------

       Total                       $1,180,879           1,397,862            1,541,748

        Less current portion         (348,092)           (348,092)            (375,000)
                                   ----------          ----------           ----------

        Noncurrent portion         $  832,787          $1,049,770           $1,166,748
                                   ==========          ==========           ==========

NOTE 7 - INCOME TAXES
The Company continues to maintain a 100% valuation allowance against its deferred tax assets, which primarily relate to net operating loss carry forwards.

NOTE 8 - STOCK OPTION PLAN
The Company maintains a stock option plan adopted in October, 1996. No options have been granted under the plan and there have not been any amendments or restatements to the plan since the April 30, 1997 financial statements included within the Form 10SB filed by the Company.

NOTE 9 - RELATED-PARTY TRANSACTIONS
Effective November 1, 1997, the Company moved its principal office to a building owned by the Company's Chief Executive Officer and another shareholder of the Company. The owners of the building are in the process of engaging an objective third party expert in determining the fair rental value of the Company's office space as compared to similar office space in the area. As of December 22, 1997, no payments have been made by the Company as a deposit or for rent.

In connection with the Company's now concluded private placement of its common stock, the Company entered into a placement agent agreement with Capitol Bay Securities, a related party. The Company has total expense to Capitol Bay Securities of $103,700 through October 31, 1997 with $52,400 unpaid as of October 31, 1997, but paid in full by December 22, 1997. The offering of equity securities, which closed November 27, 1997, is more fully discussed in
Note 10 of these financial statements.

NOTE 10 - OFFERING OF EQUITY SECURITIES
The Company commenced an offering to private investors, on a best efforts basis, of up to 1,600,000 shares of its common stock at a price of $2.50 per share, or a total of $4,000,000, in July, 1997. Through October 31, 1997, net proceeds of $778,129 had been raised. Of the $778,129, a total of $703,129 had been raised from private investors and $75,000 of accrued interest payable to DayStar on the credit line were converted into stock of the Company. The Company had extended the offering which would have expired on August 29, 1997 until November 27, 1997. The offering was closed on November 27, 1997.

NOTE 11 - CONTINGENCIES
The founder and former director of the Company, who is a shareholder holding in excess of 5% of the Company's outstanding stock, had advised the Company that he has a number of claims against the Company and others. These claims relate to an agreement entered into by the shareholder and the Company and other parties in August, 1995, (Exhibit 1 hereto) with respect to the transfer of certain stock in the Company, providing additional capital to the Company and to alleged back wages due to him and the repayment of amounts allegedly advanced by him to the Company. On November 19, 1997, the founder and former director filed a lawsuit against the Company with regard to these matters. Counsel and management are of the opinion that the transfer of certain shares of common stock pursuant to the August, 1995, agreement are valid and in force. The Company also believes it has substantial defenses to and offsets against any claims which are asserted in the litigation brought by the shareholder with respect to these matters. As a result, the Company has not accrued a liability with respect to these contingencies.

                               LEGACY BRANDS, INC.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

INTRODUCTION
           The following discussion and analysis of the Company's results of operations and financial condition should be read in conjunction with the information set forth in the financial statements and notes thereto included elsewhere herein and the financial statements and the notes thereto included in the Form 10SB filed with the Securities and Exchange Commission in late July, 1997 which are incorporated herein by reference thereto.

OVERVIEW
           The Company markets primarily Mrs. Fields super premium frozen cookie dough products and cookie ice cream sandwiches which are distributed throughout North America in supermarkets, club stores, convenience stores such as 7-Eleven and other mass merchandisers. The Company commenced sales of the Gumby freeze pop in summer of 1997 with limited success due to the late introduction into the 1997 season.
           Sales attributable to the ice cream sandwiches and Gumby pops during 1997 through October 31 were $406,785 and $130,007, respectively. The remainder of the approximately $3,839,000 of total sales through October 31, 1997 is attributable to the sale of cookie dough.


COMPARATIVE QUARTERLY RESULTS

           Total Revenues. Total revenues for the nine and three months ended October 31, 1997 were $3,839,357 and $1,451,330, respectively, as compared to $2,809,989 and $1,155,234 for the nine and three months ended October 31, 1996, respectively. These increases represent sales growth of 36.6% and 25.6% for the nine and three months ended October 31, 1997, and are attributable to the 1997 introductions of the Mrs. Fields ice cream sandwiches and Gumby freeze pops as well as the expanded distribution of the cookie dough products.

           Cost of Goods Sold. Cost of goods sold for the nine and three months ended October 31, 1997 were $2,334,763 and $904,332, respectively, as compared to $1,691,743 and $691,050 for the nine and three months ended October 31, 1996, respectively. As a percentage of sales, cost of goods sold were 60.8% for the nine ended October 31, 1997 as compared to 60.2% for the nine months ended October 31, 1996. Such costs were 62.3% of sales for the three months ended October 31, 1997 as compared to 59.8% for the same 1996 period. The percentages remained consistent with regard to the nine month numbers, but are somewhat higher for the three month numbers due to higher costs of production on the ice cream sandwiches and Gumby freeze pops which are new 1997 products. The nine month percentages are not materially higher in light of the sales mix being dominated by cookie dough sales.

           Gross Profit. Gross profits for the nine and three months ended October 31, 1997 were $1,504,594 and $546,998, respectively, as compared to $1,118,246 and $464,184 for the nine and three months ended October 31, 1996. As a percentage of sales, gross profits were 39.2% for the nine months ended October 31, 1997 as compared to 39.8% for the nine months ended October 31, 1996. Gross profits were 37.7% of sales for the three months ended October 31, 1997 as compared to 40.2% for the same 1996 period.

           Marketing Expenses. Marketing expenses for the nine and three months ended October 31, 1997 were $757,662 and $282,604, respectively, as compared to $578,022 and $204,005 for the nine and three months ended October 31, 1996, respectively. As a percentage of sales, marketing expenses were 19.7% for the nine months ended October 31, 1997 as compared to 20.6% for the nine months ended October 31, 1996. Such costs were 19.5% of sales for the three months ended October 31, 1997 as compared to 17.7% for the same 1996 period. The percentages in all cases remain consistent. The Company expended, at cost, approximately $43,000 in free ice cream sandwiches to the 7-Eleven retailers carrying the product in the second and third quarters of 1997. This cost, as a percentage of ice cream sandwich sales through October 31, 1997 is approximately 11%, and approximately 1% of total sales as of the same date. The Company anticipates that the free cases will be a one-time charge with regard to existing retailers, but anticipates similar promotions for new retailers in the future.

           General and Administrative Expenses. General and administrative expenses for the nine and three months ended October 31, 1997 were $684,215 and $239,761, respectively, as compared to $661,475 and $248,287 for the nine and three months ended October 31, 1996, respectively. As a percentage of sales, general and administrative expenses were 17.8% for the nine ended October 31, 1997 as compared to 23.5% for the nine months ended October 31, 1996. Such costs were 16.5% of sales for the three months ended October 31, 1997 as compared to 21.5% for the same 1996 period. The nine and three month amounts of 1997 and 1996 are consistent which is expected as general and administrative expense is comprised of fixed costs. The percentages, as compared to sales, has dropped due to the increased sales in each of the nine and three month comparative periods.

           Operating Income (Loss). The operating income for the nine and three months ended October 31, 1997 was $62,717 and $24,633, respectively, as compared to an operating loss of $(121,251) and operating income of $11,892 for the nine and three months ended October 31, 1996, respectively. As a percentage of sales, operating income was 1.6% for the nine months ended October 31, 1997 as compared to a negative (4.3%) for the nine months ended October 31, 1996. Operating profits were 1.7% of sales for the three months ended October 31, 1997 as compared to 1.0% for the same 1996 period. Most notable is the absolute dollar increase of $183,968 in operating income for the nine month period ended October 31, 1997 as compared to the nine month period ended October 31, 1996.

           Interest Expense and Other. Interest expense for the nine and three months ended October 31, 1997 were $413,519 and $102,679, respectively, as compared to $430,175 and $154,757 for the nine and three months ended October 31, 1996, respectively. As a percentage of sales, interest expense was 10.8% for the nine ended October 31, 1997 as compared to 15.3% for the nine months ended October 31, 1996. Such expense was 7.1% of sales for the three months ended October 31, 1997 as compared to 13.4% for the same 1996 period. Although the total expense and comparative percentages have dropped, the Company continues to maintain substantial debt. Refer to Notes 5 and 10 of the financial statements included herewith. The "other" expense totaled $10,000 and $24,692 for the nine month periods ended October 31, 1997 and 1996, respectively. In each year the other expenses were incurred prior to the third quarter.

The 1996 expense relates to costs paid on a potential merger candidate which was abandoned, while the 1997 costs relate to an abandoned deposit made with an underwriting firm in contemplation of filing Form SB-2.


           Net Income (Loss). The net loss for the nine months and net income for the three months ended October 31, 1997 was $(89,400) and $194,156, respectively, as compared to net losses of $(576,918) and $(141,365) for the nine and three months ended October 31, 1996, respectively. As a percentage of sales, net losses were (2.3%) for the nine months ended October 31, 1997 as compared to (20.5%) for the nine months ended October 31, 1996. Net income was 13.4% of sales for the three months ended October 31, 1997 as compared to a net loss of (12.2%) for the same 1996 period. Because of the extraordinary gain in the October 31, 1997 quarter, which is discussed in Note 3 to the financial statements, the amounts and percentages are different than might be expected in future periods.


LIQUIDITY AND CAPITAL RESOURCES

           The Company has primarily financed its activities through the issuance of common stock and debt. The cumulative losses from the Company's inception through October 31, 1997, total $(4,726,767) with negative shareholders' equity of $(456,973) as of the same date. With the conversion of the C. Brands obligation (Note 4 to the financial statements) on November 27, 1997, total shareholders' equity would have been $56,366 had the conversion taken place on October 31, 1997.

           Current liabilities exceeded current assets at October 31, 1997 and October 31, 1996 by $(1,551,972) and $(1,527,689), respectively. Current liabilities exceeded current assets by $(1,939,734) at January 31, 1997. From January 31, 1997 to October 31, 1997, current assets increased by $629,597 and current liabilities increased by $241,835. The increase in current assets is primarily attributable to the increase in cash from the equity offering as well as increases in accounts receivable and inventory associated with the introduction of ice cream sandwiches and freeze pops. Most notable in analyzing the current liabilities is the payment in full of notes in the amount of $595,000 during the second quarter and the new credit line obligation undertaken in the aggregate amount of $728,000 as of October 31, 1997 (The DayStar Obligations). As noted in Note 3 to the financial statements included herewith and the analysis above regarding the extraordinary gain, current liabilities decreased by $272,202 with respect to the reversal of the accrual regarding certain contested old accounts payable.

           Management had anticipated repayment of the entire DayStar credit line obligations by October 31, 1997 from the proceeds of the private offering of securities. See Note 5 to the financial statements. The DayStar obligations were due within five business days from the close of the private offering. The Company has entered into an agreement with respect to an amendment to the DayStar Obligations providing that they are not due until the earlier of: i) July 1998 or ii) at such time as the Company raises an aggregate of $1,750,000 through other financings.

           Long-term liabilities decreased from January 31, 1997 to October 31, 1997 by $196,556 due primarily to the repayment on the liability to the manufacturer (Financial statements, Note 6) in the amount of $216,983. The remaining difference of $20,427 represents the accretion of discounts on debt for the nine month period ended October 31, 1997.

           As of October 31, 1997, the Company held three notes, originally issued in 1994, payable to two unrelated parties and a third party that is currently the beneficial owner of in excess of 5% of the common stock, totaling $60,000 in principal. The Company had intended to satisfy these obligations from the proceeds of the private equity offering concluded November 27, 1997, but was unable to do so. The Company is in the process of negotiating that the debt be satisfied with the issuance of common stock, warrants or a combination thereto. Should negotiations fail, the Company anticipates satisfying the obligation from a future equity offering.

           Even with the conversion of the C. Brands convertible debt obligations at November 27, 1997, the Company still maintains large debt. The need for equity continues in light of the debt and also with the working capital demands necessary to expand the distribution of the ice cream sandwiches and freeze pops. Management is in the process of interviewing underwriters for the purpose of undertaking a new offering of the Company's securities, although no assurances can be provided that the engagement of such new underwriter(s) will occur or that an offering of securities will commence or be successful.

Impact of Inflation. The Company does not believe that inflation has had a material adverse effect on sales or costs of production nor does management believe that moderate increases in interest rates of commercial lenders or moderate rates of inflation will have a significant impact upon future operations.

Forward Looking Statements. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statement. Certain information contained in this Form 10-QSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements, electronic statements or other written statements made or to be made by the Company) contain statement that are forward-looking, such as statements relating to plans for future product development, settlements of disputes or outstanding obligations as well as with respect to capital expenditures, financial sources and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties may include, but are not limited to those relating to the ability of the Company to meet its obligations with respect to the Mrs. Fields License, new product development, expansion of sales of existing products, the prospects of settlements of disputes with third parties, obtaining sufficient financing, seasonal differences in sales volumes, price and other competitive pressures, the quality of the Company's products, dependence on discretionary consumer spending, dependence on existing management, general economic conditions, or changes in federal or state laws or regulations.

PART II - OTHER INFORMATION

         Item 1. Legal Proceedings

         On November 19, 1997 an action was filed by Gregory B. Plunkett ("Plunkett") against the Company in the Superior Court of the State of California in San Francisco; Gregory B. Plunkett v. Legacy Brands, Inc. case number 991187. Plunkett is the founder of the Company, a former director and holder in excess of 5% of the outstanding common stock of the Company. Plunkett seeks $112,500 in compensatory damages allegedly due with respect to a promissory note issued to him by the Company; $99,000 in allegedly unpaid wages and a declaration by the Court that the agreement entered into as evidenced by the August 8, 1995 Memorandum is void and further to declare that Plunkett is the owner of 9,300,000 shares of the Company's common stock (930,000 shares after giving effect to the 1:10 reverse stock split effective October, 1996), rather than the 400,000 (after giving effect to the 1:10 reverse stock split) shares which are currently reflected in the Company's records as owned by Plunkett.

         While no assurance can be given with respect to the ultimate outcome of any such litigation, management of the Company continues to be of the view that all of the material provisions of the August 8, 1995 Memorandum have been complied with and that it has substantial defenses to and offsets against any claims asserted by Mr. Plunkett.


         Item 6. Exhibits and Reports on Form 8-K

                 A. Exhibits:
                    1.0 Memorandum of Agreement dated August 8, 1995, by and among Gregory B. Plunkett, CBG Partnership, Capital Bay Group, BKP Partners and Greg Plunkett, Inc.

                 B. Reports on Form 8-K:
                    The Company was not required to and did not file any reports on Form 8-K during the quarter ended October 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Legacy Brands, Inc.
(Registrant)




By: /s/ Thomas E. Kees                          Date:  December 15, 1997
   -------------------------------------
   Thomas E. Kees,
   President and Chief Executive Officer